Form 10QSB
period 1996-03-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 1 L P
filed 1996-05-14
CIK 868663

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-18853

            ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P. (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0299892
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas   77339
                   (Address of principal executive offices)

                  Issuer's telephone number   (713) 358-8401


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                MARCH 31,
ASSETS                                                             1996
                                                            -------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $             11,964
  Accounts receivable - oil & gas sales                                 11,467
                                                            -------------------

Total current assets                                                    23,431
                                                            -------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                 1,324,866
  Less  accumulated depletion                                          786,644
                                                            -------------------

Property, net                                                          538,222
                                                            -------------------

TOTAL                                                     $            561,653
                                                            ===================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $                343
   Payable to general partner                                           14,477
                                                          ---------------------

Total current liabilities                                               14,820
                                                          ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   28,955
                                                            -------------------

PARTNERS' CAPITAL:
   Limited partners                                                    509,729
   General partner                                                       8,149
                                                            -------------------

Total partners' capital                                                517,878
                                                            -------------------

TOTAL                                                     $            561,653
                                                            ===================







See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------


(UNAUDITED)                             THREE MONTHS ENDED
                                   ------------------------------------------

                                         MARCH 31,             MARCH 31,
                                           1996                   1995
                                   --------------------   -------------------

REVENUES:
  Oil and gas sales                $            38,685    $           31,028
                                   --------------------   -------------------

EXPENSES:
  Depletion and amortization                    22,630                29,169
  Impairment of property                        29,056                     -
  Production taxes                               2,609                 4,412
  General and administrative                     3,463                 4,422
                                   --------------------   -------------------

Total expenses                                  57,758                38,003
                                   --------------------   -------------------






NET LOSS                           $           (19,073)   $           (6,975)
                                   ====================   ===================


See accompanying notes to financial statements.
- ------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       THREE MONTHS ENDED

                                                 MARCH 31,           MARCH 31,
                                                   1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $  (19,073)         $   (6,975)

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depletion and amortization                       22,630              29,169
  Impairment of property                           29,056                   -
Decrease in:
  Accounts receivable - oil & gas sales               652               1,408
(Decrease) in:
   Accounts payable                                (3,862)             (3,313)
   Payable to general partner                     (11,351)               (669)

Total adjustments                                  37,125              26,595

Net cash provided by operating activities          18,052              19,620




CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             (15,574)             (15,091)

NET INCREASE IN CASH                                2,478                4,529

CASH AT BEGINNING OF YEAR                           9,486                9,607

CASH AT END OF PERIOD                        $     11,964         $     14,136


See accompanying notes to financial statements.

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1,L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $14,017, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1995.

3. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $29,056 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $31,028 in 1995 to $38,685 in 1996. This represents an increase of $7,657 (25%). Oil sales decreased by $333 or 3%. A 16% decrease in oil production reduced sales by $1,843. This decrease was partially offset by a 16% increase in average net oil sales prices. Gas sales increased by $7,990 or 41%. A 48% increase in average net gas sales prices increased sales by $8,918. This increase was partially offset by a 5% decrease in gas production. The decreases in oil and gas production were primarily due to natural production declines. The changes in average net prices correspond with changes in the overall market for the sale of oil and gas.

Depletion expense decreased from $26,566 in the first quarter of 1995 to $22,630 in the first quarter of 1996. This represents a decrease of $3,936 (15%). The changes in production, noted above, reduced depletion expense by $2,113. A 7% decrease in the depletion rate reduced depletion expense by an additional $1,823. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $29,056 property impairment recognized in the first quarter of 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $29,056 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $4,422 in the first quarter of 1995 to $3,463 in the first quarter of 1996. This decrease of $959 (22%) is primarily due to less staff time being required to manage the Company's operations in 1996, partially offset by a $1,199 increase in direct expenses incurred by the Company in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ENEX 90-91 INCOME AND RETIREMENT
                                                     FUND - SERIES 1, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                       By:
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                   By:
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer