Form 10QSB
period 1996-06-30
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 1 L P
filed 1996-08-14
CIK 868663

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                           Issuer's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                              Yes x      No

Transitional Small Business Disclosure Format (Check one):

                              Yes        No x

                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
BALANCE SHEET
- --------------------------------------------------------------------------

                                                                                                                  JUNE 30,
ASSETS                                                                                                              1996
                                                                                                             -------------------

CURRENT ASSETS:
  Cash ..........................................   $   16,826
  Accounts receivable - oil & gas sales .........       13,851
                                                    ----------

Total current assets ............................       30,677
                                                    ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................    1,324,866
  Less  accumulated depletion ...................      812,382
                                                    ----------

Property, net ...................................      512,484
                                                    ----------

TOTAL ...........................................   $  543,161
                                                    ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .............................   $      284
   Payable to general partner ...................       24,461
                                                    ----------

Total current liabilities .......................       24,745
                                                    ----------

PARTNERS' CAPITAL:
   Limited partners .............................      508,883
   General partner ..............................        9,533
                                                    ----------

Total partners' capital .........................      518,416
                                                    ----------

TOTAL ...........................................   $  543,161
                                                    ==========








See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------


(UNAUDITED)                       QUARTER ENDED        SIX MONTHS ENDED
                               -------------------   --------------------

                               JUNE 30,   JUNE 30,    JUNE 30,  JUNE 30,
                                 1996       1995        1996      1995
                               --------  ---------   ---------  ---------

REVENUES:
  Oil and gas sales ........   $ 47,757   $ 33,834   $ 86,442    $ 64,862
                               --------   --------   --------    --------

EXPENSES:
  Depletion and amortization     25,738     27,929     48,368      57,098
   Impairment of property ..       --         --       29,056        --
  Production taxes .........      3,231      2,192      5,840       6,604
  General and administrative      3,058      3,040      6,521       7,462
                               --------   --------   --------    --------

Total expenses .............     32,027     33,161     89,785      71,164
                               --------   --------   --------    --------

NET INCOME (LOSS) ..........   $ 15,730   $    673   $ (3,343)   $ (6,302)
                               ========   ========   ========    ========






See accompanying notes to financial statements.
- -------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
- ---------------------------------------------------------------------------

(UNAUDITED)
                                                   SIX MONTHS ENDED
                                               ------------------------

                                                 JUNE 30,     JUNE 30,
                                                  1996         1995
                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) ....................................   $ (3,343)   $ (6,302)
                                                  --------    --------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities
  Depletion and amortization ..................     48,368      57,098
   Impairment of property .....................     29,056        --
(Increase) in:
  Accounts receivable - oil & gas sales .......     (1,732)       (683)
(Decrease) in:
   Accounts payable ...........................     (3,921)     (3,313)
   Payable to general partner .................    (30,322)    (13,637)
                                                  --------    --------

Total adjustments .............................     41,449      39,465
                                                  --------    --------

Net cash provided by operating activities .....     38,106      33,163
                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions .........................    (30,766)    (30,513)
                                                  --------    --------

NET INCREASE IN CASH ..........................      7,340       2,650

CASH AT BEGINNING OF YEAR .....................      9,486       9,607
                                                  --------    --------

CASH AT END OF PERIOD .........................   $ 16,826    $ 12,257
                                                  ========    ========







See accompanying notes to financial statements.
- ------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1,L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $10,385, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased from $47,757 in 1996 from $33,834 in 1995. This represents an increase of $13,923 (41%). Oil sales increased by $828 or 7%. A 13% increase in the average net oil sales price increased sales by $1,459. This increase was partially offset by a 5% decrease in oil production. Gas sales increased by $13,095 or 60%. A 15% increase in gas production increased sales by $3,239. A 39% increase in average net gas sales prices increased sales by an additional $9,856. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to higher production from the Wardner Ranch acquisition which was shut-in for a workover in the second quarter of 1995. The changes in average net sales prices correspond with changes in the overall market for the sale of oil and gas.

Depletion expense increased to $25,738 in the second quarter of 1996 from $25,326 in the second quarter of 1995. This represents an increase of $412 (2%). The changes in production, noted above, increased depletion expense by $2,352. This increase was partially offset by a 7% decrease in the depletion rate. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $29,056 property impairment recognized in the first quarter of 1996.

General and administrative expenses remained relatively constant at $3,058 in 1996 as compared to $3,040 in 1995.


First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $86,442 in 1996 from $64,862 in 1995. This represents an increase of $21,580 (33%). Oil sales increased by $496 or 2%. A 15% increase in the average net oil sales price increased sales by $3,046. This increase was partially offset by an 11% decrease in oil production. Gas sales increased by $21,085 or 51%. A 5% increase in gas production increased sales by $2,012. A 44% increase in average net gas sales prices increased sales by an additional $19,073. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to higher production from the Wardner Ranch acquisition which was shut-in for a workover in the second quarter of 1995. The changes in average net sales prices correspond with changes in the overall market for the sale of oil and gas.

Depletion expense decreased to $48,368 in the first six months of 1996 from $51,892 in the first six months of 1995. This represents a decrease of $3,524 (7%). A 7% decrease in the depletion rate reduced depletion expense by $3,762. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $29,056 property impairment recognized in the first quarter of 1996.

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

General and administrative expenses decreased to $6,521 in 1996 from $7,462 in 1995. This decrease of $941 (13%) is primarily due to less staff time being required to manage the Company's operations.


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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ENEX 90-91 INCOME AND RETIREMENT
                                                 FUND - SERIES 1, L.P.
                                                      (Registrant)



                                              By:ENEX RESOURCES CORPORATION
                                                     General Partner



                                              By: /s/ R. E. Densford
                                                      R. E. Densford
                                                Vice President, Secretary
                                              Treasurer and Chief Financial
                                                         Officer




August 13, 1996                               By: /s/ James A. Klein
                                                 -------------------
                                                       James A. Klein
                                                   Controller and Chief
                                                    Accounting Officer