Form 10QSB
period 1996-09-30
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 1 L P
filed 1996-11-14
CIK 868663

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                            September 30,
ASSETS                                                           1996
                                                          -------------------

CURRENT ASSETS:
  Cash                                                  $             16,071
  Accounts receivable - oil & gas sales                               11,720
                                                        ---------------------

Total current assets                                                  27,791
                                                        ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                               1,324,866
  Less  accumulated depletion                                        838,454
                                                        ---------------------

Property, net                                                        486,412
                                                        ---------------------


TOTAL                                                   $            514,203
                                                        =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

   Payable to general partner                           $              1,958
                                                        ---------------------



PARTNERS' CAPITAL:
   Limited partners                                                  500,721
   General partner                                                    11,524
                                                        ---------------------

Total partners' capital                                              512,245
                                                        ---------------------

TOTAL                                                   $            514,203
                                                        =====================

Number of $500 Limited Partner units outstanding                       2,975


See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------


(UNAUDITED)                          QUARTER ENDED                          NINE MONTHS ENDED
                                ------------------------------------    ----------------------------------------

                                September 30,        September 30,        September 30,         September 30,
                                    1996                  1995                 1996                  1995
                                ---------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales              $      45,108     $         27,887     $        131,550     $           92,749
                                ---------------    -----------------    -----------------    -------------------

EXPENSES:
  Depletion and amortization            26,072               26,777               74,440                 83,875
  Impairment of property                     -                    -               29,056                      -
  Production taxes                       3,081                1,939                8,921                  8,543
  General and administrative             3,208                3,435                9,729                 10,897
                                ---------------    -----------------    -----------------    -------------------

Total expenses                          32,361               32,151              122,146                103,315
                                ---------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)                $      12,747     $         (4,264)    $          9,404     $          (10,566)
                                ===============    =================    =================    ===================






See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------

(UNAUDITED)
                                                                 NINE MONTHS ENDED
                                                           --------------------------------------------

                                                              September 30,            September 30,
                                                                   1996                    1995
                                                           -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $            9,404        $         (10,566)
                                                           -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depletion and amortization                                           74,440                   83,875
  Impairment of property                                               29,056                        -
Decrease in:
  Accounts receivable - oil & gas sales                                   399                    1,504
(Decrease) in:
   Accounts payable                                                    (4,205)                  (3,090)
   Payable to general partner                                         (52,825)                 (20,888)
                                                           -------------------      -------------------

Total adjustments                                                      46,865                   61,401
                                                           -------------------      -------------------

Net cash provided by operating activities                              56,269                   50,835
                                                           -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                                 (49,684)                 (45,889)
                                                           -------------------      -------------------

NET INCREASE IN CASH                                                    6,585                    4,946

CASH AT BEGINNING OF YEAR                                               9,486                    9,607
                                                           -------------------      -------------------

CASH AT END OF PERIOD                                      $           16,071         $         14,553
                                                           ===================      ===================


See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $14,085, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $45,108 in 1996 from $27,887 in 1995. This represents an increase of $17,221 (62%). Oil sales increased by $3,947 or 114%. A 14% increase in the average net oil sales price increased sales by $1,157. A 113% increase in oil production increased sales and additional $2,790. Gas sales increased by $13,275 or 70%. A 4% increase in gas production increased sales by $838. A 63% increase in average net gas sales prices increased sales by an additional $12,437. The increases in oil production were primarily due to higher production from the FEC acquisition, in which the Company obtained additional interests from farmouts which achieved payout in December 1995 and in the first quarter of 1996. The changes in average net sales prices correspond with changes in the overall market for the sale of oil and gas.

Depletion expense decreased to $26,072 in the third quarter of 1996 from $25,041 in the third quarter of 1995. This represents an increase of $1,031 (4%). The changes in production, noted above, increased depletion expense by $2,974. This increase was partially offset by a 7% decrease inthe depletion rate. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $29,056 property impairment recognized in the first quarter of 1996.

General and administrative expenses remained relatively constant at $3,889 in 1996 as compared to $3,435 in 1995.


First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased to $131,550 in 1996 from $92,749 in 1995. This represents an increase of $38,801 (42%). Oil sales increased by $4,443 or 14%. An 11% increase in the average net oil sales price increased sales by $3,555. A 3% increase in oil production increased sales an additional $888. Gas sales increased by $34,360 or 57%. A 5% increase in gas production increased sales by $2,838. A 50% increase in average net gas sales prices increased sales by an additional $31,522. The increases in oil and gas production were primarily due to higher production from the FEC acquisition, in which the Company obtained additional interests from farmouts which achieved payout in December 1995 and in the first quarter of 1996. The changes in average net sales prices correspond with changes in the overall market for the sale of oil and gas.

Depletion expense decreased to $74,440 in the first nine months of 1996 from $76,933 in the first nine months of 1995. This represents a decrease of $2,493 (3%). A 7% decrease in the depletion rate reduced depletion expense by $5,695. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $29,056 property impairment recognized in the first quarter of 1996.

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

General and administrative expenses decreased to $9,729 in 1996 from $10,897 in 1995. This decrease of $1,168 (11%) is primarily due to less staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996

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


                                             ENEX 90-91 INCOME AND RETIREMENT
                                                  FUND - SERIES 1, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




November 13, 1996                              By: /s/ James A. Klein
                                                  -------------------
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer