Form 10KSB/A
period 1995-12-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 1 L P
filed 1997-01-08
CIK 868663

--------------------------------------------------------------------

--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT III


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

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                     PART II


Item 5.           Market for Common Equity and Related Security Holder Matters


Market Information

             There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                               Number of Record Holders
               Title of Class                    (as of March 1, 1996)

               -----------------            -------------------------------


          General Partner's Interests                      1

          Limited Partnership Interests                   280



Dividends

          The Company made cash distributions to partners of $16 and $39 per $500 investment in 1995 and 1994, respectively. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that regular quarterly distributions will continue through 1996.

Item 6.           Management's Discussion and Analysis or Plan of Operation


Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            Oil and gas sales decreased to $126,286 in 1995 from $164,982 in 1994. This represents a decrease of $38,696 or 23%. Oil sales decreased by $4,405 or 10%. A 6% decrease in oil production caused revenues to decrease by $2,942. A 3% decrease in the average oil net sales price caused sales to decrease by an additional $1,463. Gas sales decreased by $34,291 or 29%. A 14% decrease in gas production reduced sales by $16,340. A 17% decrease in the average gas net sales price reduced sales by an additional $17,951. The changes in oil and gas production were primarily the result of natural production declines, which were especially pronounced on the Wardner Ranch acquisition. The decreases in the average oil and gas net sales prices were primarily due to higher operating expenses incurred on the FEC acquisition, in which the Company has a net profits royalty interest, coupled with lower prices in the overall market for the sale of gas, partially offset by higher prices in the overall market for the sale of oil.

            Depletion expense decreased to $99,390 in 1995 from $114,225 in 1994. This represents a decrease of $14,835 or 13%. The changes in production, noted above, reduced depletion expense by $13,712. A 1% decrease in the depletion rate reduced depletion expense by an additional $1,123. The decrease in the depletion rate was due to an upward revision of oil reserves during 1995, partially offset by a downward revision of the gas reserves during 1995.

            General and administrative expenses decreased to $18,247 in 1995 from $25,770 in 1994. This decrease of $7,523 or 29% was primarily due to less staff time being required to manage the Company's operations coupled with a $1,444 decrease in direct costs incurred by the Company in 1995. The decrease in direct expenses was due to lower audit and tax preparation fees incurred by the Company in 1995.

Capital Resources and Liquidity


            The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partners intention to distribute substantially all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners. Distributions decreased from 1994 to 1995 primarily as a result of the decrease in revenues, noted above.


            The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner over a three year period. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

Item 7.       Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT


The Partners
Enex 90-91 Income and Retirement Fund Series 1, L.P.:


We have audited the accompanying balance sheet of Enex 90-91 Income and Retirement Fund - Series 1, L.P. (a New Jersey limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995.
 These financial statements are the responsibility of the general partner of Enex 90-91 Income and Retirement Fund - Series 1, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex 90-91 Income and Retirement Fund - Series 1, L.P. at December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $       9,486
  Accounts receivable - oil & gas sales                                12,119
                                                                 --------------

Total current assets                                                   21,605
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,324,866
  Less  accumulated depreciation and depletion                        734,958
                                                                --------------

Property, net                                                         589,908
                                                                --------------

TOTAL                                                           $     611,513
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $       4,205
   Payable to general partner                                          54,783
                                                                --------------

Total current liabilities                                              58,988
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   546,078
   General partner                                                      6,447
                                                                --------------

Total partners' capital                                               552,525
                                                                --------------

TOTAL                                                           $     611,513
                                                                ==============


Number of $500 Limited Partner units outstanding                        2,975



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.


NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------


1.           PARTNERSHIP ORGANIZATION

             Enex 90-91 Income and Retirement Fund Series 1, L.P. (the "Company"), a New Jersey limited partnership, commenced operations on September 11, 1990 for the purpose of acquiring non-operating interests in producing oil and gas properties. Total limited partner contributions were $1,487,600, of which $14,876 was contributed by Enex Resources Corporation ("Enex"), the general partner.

             In accordance with the partnership agreement, the Company paid syndication fees and due diligence expenses of $143,049 for solicited subscriptions to Enex Securities Corporation, a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $52,000.

             The Company owns only non-operating interests in producing oil and gas properties. Such interests typically entitle the Company to receive its pro rata share of net profits and royalties from the underlying properties without obligating the Company to develop or operate the properties or directly bear any share of development or operating costs.

             Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                      Limited
                                                            Enex      Partners

             Commissions and selling expenses                           100%
             Company reimbursement of organization
               expenses                                                 100%
             Company property acquisitions                              100%
             General and administrative costs                10%         90%
             Revenues from temporary investment
               of partnership capital                                   100%
             Revenues from producing properties              10%         90%


             At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), revenues from producing properties and general and administrative costs will be allocated 15% to the general partner and 85% to the limited partners.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of proved oil and gas properties are capitalized and periodically assessed for impairments.

             The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.

             Organization  Costs  -  Organization  costs  were  amortized  on  a
             straight-line   basis  over  a  five-year  period  and  were  fully
             amortized at December 31, 1995.

             Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

             General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

4.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amounts owed to the general partner over a period of three years.

5.           REPURCHASE OF LIMITED PARTNER INTERESTS

             In accordance with the partnership agreement, the general partner is required to purchase limited partner interests (at the option of the limited partners) at annual intervals beginning after the second year following the formation of the Company. The purchase price, as specified in the partnership agreement, is based primarily on reserve reports prepared by independent petroleum engineers as reduced by a specified risk factor. For the first three annual purchase offers, the general partner's obligation is limited to the lesser of 10% of the total partnership's capital or profits.

6.           SIGNIFICANT PURCHASERS

             Union Pacific Resources accounted for 85% and 86% of the Company's total sales in 1995 and 1994, respectively. No other purchaser individually accounted for more than 10% of such sales.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


             Not Applicable

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

                                      ENEX 90-91 INCOME AND RETIREMENT
                                      FUND - SERIES 1, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




December 23, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                      G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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