Form 10KSB/A
period 1995-12-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 1 L P
filed 1997-02-03
CIK 868663

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------


                                              1995             1994
                                        -------------   -------------

REVENUES:
  Oil and gas sales                     $    126,286    $    164,982
                                        -------------   -------------

EXPENSES:
  Depletion and amortization                 106,332         124,638
  Production taxes                            20,587          17,424
  General and administrative:
    Allocated from general partner            13,946          20,025
    Direct expense                             4,301           5,745
                                        -------------   -------------

Total expenses                               145,166         167,832
                                        -------------   -------------

NET LOSS                                $    (18,880)   $     (2,850)
                                        =============   =============





See accompanying notes to financial statements.
----------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------

                                                                                                  PER $500
                                                                                                   LIMITED
                                                                                                   PARTNER
                                                         GENERAL              LIMITED             UNIT OUT-
                                    TOTAL                PARTNER             PARTNERS             STANDING
                              -----------------    ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1994      $        757,231     $           3,819    $         753,412    $             253

CASH DISTRIBUTIONS                    (128,528)              (12,850)            (115,678)                 (39)

NET INCOME (LOSS)                       (2,850)               12,178              (15,028)                  (5)
                              -----------------    ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1994             625,853                 3,147              622,706                  209

CASH DISTRIBUTIONS                     (54,448)               (5,445)             (49,003)                 (16)

NET INCOME (LOSS)                      (18,880)                8,745              (27,625)                  (9)
                              -----------------    ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1995    $        552,525     $           6,447    $         546,078 (1)$             184
                              =================    ==================   ==================   ==================

(1)  Includes 489 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
-------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------

                                                           1995                    1994
                                                   -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $          (18,880)          $       (2,850)
                                                   -------------------      -------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depletion and amortization                                  106,332                  124,638
 (Increase) decrease in:
  Accounts receivable - oil & gas sales                        (2,136)                   2,632
Increase (decrease) in:
   Accounts payable                                               892                    1,953
   Payable to general partner                                 (31,881)                  (6,770)
                                                   -------------------      -------------------

Total adjustments                                              73,207                  122,453
                                                   -------------------      -------------------

Net cash provided by operating activities                      54,327                  119,603
                                                   -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                         (54,448)                (128,528)
                                                   -------------------      -------------------

NET DECREASE IN CASH                                             (121)                  (8,925)

CASH AT BEGINNING OF YEAR                                       9,607                   18,532
                                                   -------------------      -------------------

CASH AT END OF YEAR                                $            9,486           $        9,607
                                                   ===================      ===================




See accompanying notes to financial statements.
-----------------------------------------------------------------------

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

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial state- ments and net income (loss) for federal income tax purposes for the year ended December 31, 1995:


                                                                                   Allocable to               Per $500
                                                                    -------------------------------------
                                                                                                               Limited
                                                                          General            Limited         Partner Unit
                                                      TOTAL               Partner           Partners         Outstanding
                                               ------------------   ------------------  -----------------    ------------
Net income (loss) as reflected in the
     accompanying financial statements         $         (18,880)   $           8,745     $     (27,625)      $      (9)
Reconciling item:
  Difference in depletion and
     amortization computed for
     federal income tax purposes
     and the amount computed for
     financial reporting purposes                          3,830                    -              3,830               1
                                               ------------------   ------------------  -----------------    ------------

Net income (loss) for federal
   income tax purposes                         $         (15,050)   $           8,745     $      (23,795)    $         (8)
                                               ==================   ==================  =================    ============


Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:


                                                                                   Allocable to                   Per $500
                                                                    -------------------------------------
                                                                                                                  Limited
                                                                          General            Limited           Partner Unit
                                                      TOTAL               Partner           Partners            Outstanding
                                               ------------------   ------------------  -----------------    -----------------
Partners' capital as reflected in the
     accompanying financial statements         $         552,525    $           6,447      $     546,078        $         184
Reconciling items:
  Difference in accumulated
     depletion and amortization
     for financial reporting and
     federal income tax purposes                         (29,463)                   -            (29,463)                 (10
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 143,049                    -            143,049                   48
                                               ------------------   ------------------  -----------------    ----------------

Partners' capital for federal
     income tax purposes                       $         666,111    $           6,447     $      659,664        $         222
                                               ==================   ==================  =================    ================

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

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.


                                                                Per $500                                  Per $500
                                                                 Limited              Natural              Limited
                                             Oil              Partner Unit              Gas             Partner Unit
                                            (BBLS)             Outstanding             (MCF)             Outstanding
                                       -----------------    ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                                   6,555                     2              539,312                  163

    Revisions of previous estimates               3,931                     1               62,262                   19
    Production                                   (4,004)                   (1)             (69,549)                 (21)
                                       -----------------    ------------------   ------------------   ------------------

December 31, 1994                                 6,482                     2              532,025                  161

    Revisions of previous estimates               3,569                     1              (16,009)                  (5)
    Production                                   (3,751)                   (1)             (59,836)                 (18)
                                       -----------------    ------------------   ------------------   ------------------

December 31, 1995                                 6,300                     2              456,180                  138
                                       =================    ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

January 1, 1994                                   6,555                     2              539,312                  163
                                       =================    ==================   ==================   ==================

December 31, 1994                                 6,482                     2              532,025                  161
                                       =================    ==================   ==================   ==================

December 31, 1995                                 6,300                     2              456,180                  138
                                       =================    ==================   ==================   ==================

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


              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director