Form 10QSB
period 1997-03-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 1 L P
filed 1997-05-15
CIK 868663

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                              MARCH 31,
ASSETS                                                           1997
                                                          -------------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash                                                  $             36,784
  Accounts receivable - oil & gas sales                               13,193
                                                          -------------------

Total current assets                                                  49,977
                                                          -------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                               1,324,866
  Less  accumulated depletion                                        855,182
                                                          -------------------

Property, net                                                        469,684
                                                          -------------------

TOTAL                                                   $            519,661
                                                          ===================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                     $              1,554
   Payable to general partner                                         11,235
                                                        ---------------------

Total current liabilities                                             12,789
                                                        ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                  499,488
   General partner                                                     7,384
                                                          -------------------

Total partners' capital                                              506,872
                                                          -------------------

TOTAL                                                   $            519,661
                                                          ===================


Number of $500 Limited Partner units outstanding                       2,975


See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------

(UNAUDITED)                           THREE MONTHS ENDED
                                 ------------------------------------------
                                       MARCH 31,             MARCH 31,
                                         1997                   1996
                                 --------------------   -------------------
REVENUES:
  Oil and gas sales              $            57,278    $           38,685
                                 --------------------   -------------------

EXPENSES:
  Depletion                                   17,615                22,630
  Impairment of property                           -                29,056
  Production taxes                             3,915                 2,609
  General and administrative                   7,674                 3,463
                                 --------------------   -------------------

Total expenses                                29,204                57,758
                                 --------------------   -------------------






NET INCOME (LOSS)                $            28,074    $          (19,073)
                                 ====================   ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                       I-2

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 1, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                                                                PER $500
                                                                                                                LIMITED
                                                                                                                PARTNER
                                                                      GENERAL              LIMITED             UNIT OUT-
                                                  TOTAL               PARTNER              PARTNERS             STANDING
                                            -----------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1996                        $    552,525          $     6,447     $        546,078     $            184

CASH DISTRIBUTIONS                                   (79,412)             (11,615)             (67,797)                 (23)

NET INCOME                                            40,438               14,303               26,135                    9
                                            -----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996                           513,551                9,135              504,416                  170

CASH DISTRIBUTIONS                                   (34,753)              (6,320)             (28,433)                 (10)

NET INCOME                                            28,074                4,569               23,505                    8
                                            -----------------    -----------------    -----------------    -----------------

BALANCE, MARCH 31, 1997                         $    506,872           $    7,384     $        499,488 (1) $            168
                                            =================    =================    =================    =================


(1)  Includes 605 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                                THREE MONTHS ENDED
                                                          ------------------------------------------

                                                             MARCH 31,                MARCH 31,
                                                                1997                    1996
                                                        -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $           28,074          $       (19,073)
                                                        -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depletion                                                         17,615                   22,630
  Impairment of property                                                 -                   29,056
Decrease in:
  Accounts receivable - oil & gas sales                              9,724                      652
(Decrease) in:
   Accounts payable                                                 (4,801)                  (3,862)
   Payable to general partner                                       (2,967)                 (11,351)
                                                        -------------------      -------------------

Total adjustments                                                   19,571                   37,125
                                                        -------------------      -------------------

Net cash provided by operating activities                           47,645                   18,052
                                                        -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                              (34,753)                 (15,574)
                                                        -------------------      -------------------

NET INCREASE IN CASH                                                12,892                    2,478

CASH AT BEGINNING OF YEAR                                           23,892                    9,486
                                                        -------------------      -------------------

CASH AT END OF PERIOD                                   $           36,784          $        11,964
                                                        ===================      ===================



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

2. A cash distribution was made to the limited partners of the Company in the amount of $28,433, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $38,685 in 1996 to $57,278 in 1997. This represents an increase of $18,593 (48%). Oil sales increased by $3,059 or 27%. A 40% increase in average net oil sales prices increased sales by $4,041. This increase was partially offset by a 9% decline in oil production. Gas sales increased by $15,534 or 56%. A 46% increase in average net gas sales prices increased sales by $13,496. A 7% increase in gas production increased sales by an additional $2,038. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to higher production from Wardner Ranch acquisition which was shut-in for a workover in the first quarter of 1996. The increases in average net prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased from $22,630 in the first quarter of 1996 to $17,615 in the first quarter of 1997. This represents a decrease of $5,015 (22%). A 25% decrease in the depletion rate reduced depletion expense by $5,740. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due to an upward revision of the oil and gas reserves during December 1996.

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

General and administrative expenses increased from $3,463 in the first quarter of 1996 to $7,674 in the first quarter of 1997. This increase of $4,211 is primarily due to a $3,667 increase in direct expenses incurred by the Company in 1997.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ENEX 90-91 INCOME AND RETIREMENT
                                                     FUND - SERIES 1, L.P.
                                                -------------------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                               By:        R. E. Densford
                                                         ----------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                   By:         James A. Klein
                                                           --------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer